Form 10-K
period 2004-12-31
CITIGROUP MORTGAGE LOAN TRUST INC SERIES 2004-OPT1
filed 2005-03-30
CIK 1302115

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-117349


        Citigroup Mortgage Loan Trust Inc.

     (Exact name of registrant as specified in its charter)


   Delaware                                         01-0791848
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)


   390 Greenwich St.
   New York, NY                                  10013
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 723-6766


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        Citigroup Mortgage Loan Trust Inc.
        Asset Backed Pass-Through Certificates
        Series 2004-OPT1
        (Title of Class)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
  in Part III of this Form 10-K or any amendment to this Form 10-K.   X




  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X



                                   PART I

  Item 1.  Business.

            Not applicable.

  Item 2.  Properties.

            Not applicable.

  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

           (a) No established public trading market for the Certificates exists.

           (b) Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 26.

           (c) N/A


  Item 6.  Selected Financial Data.

            Not applicable.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            Not applicable.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            Not applicable.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

        (1) N/A

        (2) N/A

        (3) Annual Independent Accountants' Servicing Reports concerning servicing activities, Annual Statements of Compliance under the Pooling and Servicing Agreements, and Sarbanes-Oxley Certification

   (b) See (a) 3 above.

   (c) Not applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Citigroup Mortgage Loan Trust Inc.
    Asset Backed Pass-Through Certificates
    Series 2004-OPT1
    (Registrant)


  By: /s/ Susan Mills

  Name: Susan Mills

  Title: Vice President

  Company: Citigroup Mortgage Loan Trust Inc.

  Dated: March 30, 2005


Ex-a.1 N/A

Ex-a.2 N/A

Ex-a.3
(logo) KPMG

KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568


Independent Accountants' Report


The Board of Directors and Stockholder

Option One Mortgage Corporation


We have examined management's assertion, included in the accompanying management assertion, that Option One Mortgage Corporation complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2004. Management is responsible for Option One Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Option One Mortgage Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Option One Mortgage Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Option One Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.

/s/ KMPG LLP


Los Angeles, California
February 28, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG international a Swiss cooperative.






(logo) OPTION ONE
       MORTGAGE

(logo) H&R BLOCK
an H&R Block company


Management Assertion


As of and for the year ended December 31, 2004, Option One Mortgage Corporation complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Option One Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amounts of $30,000,000 and $10,000,000, respectively.



/s/ Robert E. Dubrish
Robert E. Dubrish, Chief Executive Officer


/s/ William L. O'Neill
William L. O'Neill, Chief Financial Officer


/s/ Matthew A. Engel
Matthew A. Engel, Controller


/s/ John A. Vella
John A. Vella, Chief Servicing Officer



OFFICER'S CERTIFICATE

ANNUAL STATEMENT OF THE SERVICER




I, William L. O'Neill, a duly appointed Senior Vice President/Chief
Financial Officer of Option One Mortgage Corporation, the Servicer, hereby certify that (i) a review of the activities of the Servicer during the calendar year ended December 31, 2004 and of performance under the Servicing Agreement, as defined in the cover letter, has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement during such year.


By: /s/ William L. O'Neill

Name: William L. O'Neill
Title: Senior Vice President/Chief Financial Officer
Date: February 28, 2005


Rule 13a-14(a)/15d-14(a) Certification

  I, Susan Mills, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of Citigroup Mortgage Loan Trust Inc., Asset Backed Pass-Through Certificates, Series 2004-OPT1;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicers compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Option One Mortgage Corporation as Servicer and Wells Fargo Bank, N.A. as Trustee.

     Citigroup Mortgage Loan Trust Inc. as Depositor

     Date: March 30, 2005

     /s/ Susan Mills
     Signature

     Vice President
     Title